Form 10-K
period 2013-02-28
CarMax Auto Owner Trust 2011-3
filed 2013-05-24
CIK 1533705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2013.

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

Large accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

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

Date: May 24, 2013

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